Form 10-K
period 1995-12-31
PUGET POWER CONSERVATION GRANTOR TRUST 1995-1
filed 1996-04-04
CIK 934722

============================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549



                                  FORM 10-K



         /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

              For the period from inception (June 8, 1995)
                 through December 31, 1995

              OR

        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)



                        -------------------------------
                        Commission File Number 33-87784
                        -------------------------------


                 PUGET POWER CONSERVATION GRANTOR TRUST 1995-1
                     -----------------------------------
            (Exact name of registrant as specified in its charter)

            New York                                   13-7082383
            (State or other                      (I.R.S. Employer
            jurisdiction of                   Identification No.)
            incorporation or
            organization)


           450 West 33rd Street, 15th Floor, New York, NY  10001
                   (Address of principal executive offices)

                                (212) 946-7694
             (Registrant's telephone number, including area code)



                           Exhibit Index on Page 3
============================================================================

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes  /X/       No  / /

ITEM 1.  BUSINESS

Puget Sound Power and Light Company ("Puget") established the Puget Power Conservation Grantor Trust 1995-1 (the "Trust") as of June 8, 1995 pursuant to a Pooling and Servicing Agreement between Puget, as Seller and Servicer, and Chemical Bank, as Trustee. Puget sold and transferred to the Trust the Purchased Assets (as defined below), which included the unamortized balance of previous expenditures by Puget on customer conservation measures that, as of June 1, 1995, were in rate base in the amount of $202,494,850 (the "Bondable Conservation Investment Amount").

The Trust issued $202,250,000 principal amount of 6.45% Conservation Pass-Through Certificates, Series 1995-1 (the "Certificates"), which represent the entire beneficial interest of the Trust. The Certificates are entitled to the benefits of the State of Washington Conservation Financing Statute (the "Statute"), which gives the Servicer of the Trust the right to recover in rates an amount equal to the Bondable Conservation Investment Amount plus interest thereon at the certificate rate of 6.45% per annum and other costs. The Statute expressly defines this statutory right as an item of property that may be sold, pledged or otherwise made the basis for the issuance of securities. The Statute permits revenue allocations from a tariff levied on all of Puget's retail customers (the "Tariff") and obligates the Washington Utilities and Transportation Commission (the "Commission") to maintain rates under the Tariff sufficient to fully amortize the Bondable Conservation Investment Amount and the costs of capital associated therewith in accordance with terms of the Pooling and Servicing Agreement.

Puget, as Servicer of the Trust, is responsible for billing, servicing, managing and making collections on the Purchased Assets and remitting such collections to the Trustee pursuant to the Pooling and Servicing Agreement. In addition, Puget is responsible for calculating any revised Tariffs and applying to the Commission for any adjustments to the Tariff or any revised Tariff and acts as custodian of all documents and instruments relating to the Purchased Assets. Every three months, Puget is paid a fee for acting as Servicer (the "Servicer's Fee") which consists of a fixed portion ($1,251.06 for the period ended September 30, 1995; $198.20 for each three month period thereafter) and a variable portion equal to the investment earnings on amounts collected and remitted to the Trustee during the applicable three month period.


ITEM 2.  PROPERTIES

The assets sold to the trust (the "Purchased Assets") consist of (i) the right to receive the revenues allocated to the Trust pursuant to the Tariff and any revised Tariffs as well as the right under the Statute to have rates under the Tariff and any revised Tariffs maintained at levels sufficient for recovery of the Bondable Conservation Investment Amount, plus interest on the Certificates, the Servicer's Fee and a fee payable to the Trustee pursuant to the Pooling and Servicing Agreement, (ii) the right to payments under contracts between Puget and certain customers, which obligate such customers, if they change energy suppliers, to pay termination fees, and
(iii) upon a voluntary or involuntary sale of Puget's utility property used to serve customers who cease to be customers as a result of such sale, the portion of the sale proceeds equal to the amount, if any, of the unamortized Bondable Conservation Investment Amount that the Commission removes from Puget's rate base pursuant to the Statute as a result of such sale.

                                      1

On September 30, 2004 (or such later date as may be established pursuant to the terms of the order of the Commission which, among other things, approved the Pooling and Servicing Agreement and the transactions contemplated thereby), the Tariff or any revised Tariff then in effect will terminate and no further billings will be made thereunder.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a) Exhibits - see index on page 3.



                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PUGET POWER CONSERVATION GRANTOR TRUST 1995-1


                                             Daniel C. Brown, Jr.
                                       ------------------------------
                                             Daniel C. Brown, Jr.

Date: April 3, 1996                    Assistant Vice President and
                                       officer duly authorized to sign this
                                       report on behalf of the registrant

                            EXHIBIT INDEX

Exhibit No.                 Description
__________   _______________________________________________________________

 4.1 Form of Pooling and Servicing Agreement between Puget Sound Power & Light Company and Chemical Bank (Exhibit 4.1(A) to registration No. 33-87784)

99.1* Servicer's report for the month ended June 30, 1995 provided to Chemical Bank, as trustee under Puget Power Conservation Grantor Trust 1995-1.

99.2* Servicer's report for the month ended July 31, 1995 provided to Chemical Bank, as trustee under Puget Power Conservation Grantor Trust 1995-1.

99.3* Servicer's report for the month ended August 31, 1995 provided to Chemical Bank, as trustee under Puget Power Conservation Grantor Trust 1995-1.

99.4* Servicer's report for the month ended September 30, 1995 provided to Chemical Bank, as trustee under Puget Power Conservation Grantor Trust 1995-1.

99.5* Servicer's report for the month ended October 31, 1995 provided to Chemical Bank, as trustee under Puget Power Conservation Grantor Trust 1995-1.

99.6* Servicer's report for the month ended November 30, 1995 provided to Chemical Bank, as trustee under Puget Power Conservation Grantor Trust 1995-1.

99.7* Servicer's report for the month ended December 31, 1995 provided to Chemical Bank, as trustee under Puget Power Conservation Grantor Trust 1995-1.

99.8* Selected Information Related to the 6.45% Conservation Pass-Through Certificates, Series 1995-1

*  Filed Herewith
______________
                                      3